Form 10-Q
period 2017-06-30
Pay My Time Ltd
filed 2017-08-17
CIK 1699759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                           to

PAY MY TIME LTD

(Exact name of small business issuer as specified in its charter)

England and Wales	333-216437	Not Applicable
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

30, Percy Street

London W1T2DB

United Kingdom

(Address of principal executive offices) (Zip code)

Issuer’s telephone number +44020 74671700

Securities registered under Section 12(g) of the Exchange Act:

Ordinary Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 3,000,000 shares outstanding of registrant’s Ordinary Shares as of August 11, 2017.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

PAY MY TIME LIMITED

Condensed Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,127	$12,406
Prepaid expenses	45	531

TOTAL CURRENT ASSETS	1,172	12,937

SOFTWARE, net of accumulated amortization of $0	29,205	27,453

OTHER ASSETS
Patents, net of accumulated amortization of $4,954 and $2,477	87,272	83,176

TOTAL ASSETS	$117,649	$123,566

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$250,399	$156,087
Loans payable - shareholder	10,599	-

TOTAL CURRENT LIABILITIES	260,998	156,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Ordinary shares, $0.425 par value; unlimited shares authorized; 3,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	1,275,000	1,275,000

Additional paid in capital	(850,115)	(850,115)

Accumulated deficit	(570,009)	(463,572)

Cumulative other comprehensive income	1,775	6,166

SHAREHOLDERS’ DEFICIT	(143,349)	(32,521)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$117,649	$123,566

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
SALES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	40,238	310,038	99,356	310,960
Sales and marketing	59	-	2,902	-
Research and development	4,179	52,243	4,179	63,988
Total operating expenses	44,476	362,281	106,437	374,948

NET LOSS	$(44,476)	$(362,281)	$(106,437)	$(374,948)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.32)	$(0.04)	$(0.35)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,000,000	1,130,933	3,000,000	1,069,467

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
NET LOSS	$(44,476)	$(362,281)	$(106,437)	$(374,948)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign Currency Translation Adjustments, net of tax	(3,822)	10,704	(4,391)	11,445
TOTAL OTHER COMPREHENSIVE INCOME(LOSS), net of tax	(3,822)	10,704	(4,391)	11,445

COMPREHENSIVE LOSS	$(48,298)	$(351,577)	$(110,828)	$(363,503)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Six Months Ended June 30, 2017

	Ordinary Shares		Additional		Cumulative Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance December 31, 2016 (Audited)	3,000,000	$1,275,000	$(850,115)	$(463,572)	$6,166	$(32,521)

Net Loss	-	-	-	(106,437)	-	(106,437)
Cumulative translation adjustment	-	-	-	-	(4,391)	(4,391)

Balance June 30, 2017 (Unaudited)	3,000,000	$1,275,000	$(850,115)	$(570,009)	$1,775	$(143,349)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,437)	$(374,948)
Adjustments to reconcile net loss to cash used in operating activities
Amortization	2,250	488
(Increase) decrease in assets
Prepaid expenses	504	(899)
Increase in liabilities
Accounts payable and accrued expenses	82,682	374,159

Net cash used in operating activities	(21,001)	(1,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(1,074)	(66,846)

Net cash used in investing activities	(1,074)	(66,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - shareholder	10,326	13,870
Proceeds from sale of ordinary shares	-	45,568

Net cash provided by financing activities	10,326	59,438

EFFECT OF EXCHANGE RATE ON CASH	471	11,320

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,279)	2,712

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,406	23,797

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,127	$26,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periods for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of ordinary shares to settle loan payable	$-	$13,870

Issuance of ordinary shares to settle accounts payable	$-	$249,934

Subscription receivable	$-	$74,779

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

PMTP SA (“SA”), a Swiss company formed on December 19, 2014, issued 504,000 ordinary shares for 20,000 Swiss Francs. SA issued another 504,000 ordinary shares for 20,000 Swiss Francs on December 28, 2015, and another 1,512,000 ordinary shares for 65,000 Swiss Francs on June 23, 2016.

On June 29, 2016, PAY MY TIME LIMITED (“PMT”) consummated an Agreement and Plan of Share Exchange (“Exchange”) with SA, whereby PMT acquired all of the issued and outstanding ordinary shares of SA, 2,520,000 ordinary shares in exchange for 2,520,000 ordinary shares. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by PMT for the net monetary assets of SA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, PMT, are those of the legal acquiree SA, which is considered to be the accounting acquirer. Historical ordinary shares and additional paid in capital have been retroactively adjusted using the exchange ratio of approximately 25.2 ordinary shares of PMT for each one ordinary share of SA.

PMT and SA together are referred to herein as the “Company.” SA was originally registered as a private limited company in Switzerland on December 19, 2014. It was organized to develop and market systems which run in conjunction with emails to monetize the ordinary exchange of e-mails. In this regard, the Company seeks to reshape the current email market by delivering a new suite of services providing added value to the user while supporting profitable email utilization, processing and management. The Company’s suite of services include:

●	PayMyTime®—a system under which the user receives only emails of relevance, and gets paid received email based on the user’s time evaluation and relationship with the sender; the service enables the user to bill its contacts for the messages they wish to send to the user; the user defines the database and chooses whom to bill, when to bill and how much to bill.

●	NoMailSpam®—a system which enables the user to cut the receipt of spam received by the user by 100%; all received emails are filtered by the Company’s engine which only permits emails which have been screened by the user’s established parameters.

●	BillingMeter®—a system which tracks time spent on emails and other documents and delivers certified bills to email senders based on user-established algorithms, and

●	PayWithMail®—a system which enables the user to send and receive payments via email by simply attaching the payment to an email and sending the email.

The Company’s principal office is located in London, England and it also maintains an office in Lugano, Switzerland.

Basis of Presentation

The accompanying condensed consolidated financial statements of PMT and its wholly owned subsidiary SA have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2016 and 2015 included in the Company’s initial public offering in Registration Statement (amendment no.2) as filed on June 12, 2017. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2017 and its results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

Comprehensive Income (Loss)

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income (loss), consisting of a foreign translation adjustment.

Foreign Currency Transactions and Translation

The functional currency of the operations of SA is the Swiss Franc. The functional currency of the operations of PMT is the British Pound. During the six months ended June 30, 2017 and as of December 31, 2016, the functional currency of the operations of the Company was the Swiss Franc. Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction gains (losses) of $382 and $177 for the three and six months ended June 30, 2017 and $(24,252) for the three and six months ended June 30, 2016.

The reporting currency of the Company is the United States (U.S.) dollar. The financial statements in functional currencies are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in the accumulated other comprehensive income loss as a component of shareholders’ equity.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for each of the three months presented and because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and six months ended June 30, 2017 were $4,179 and for the three and six months ended June 30, 2016 were $52,243 and $63,988.

Software development costs that were incurred during the three and six months ended June 30, 2017 and 2016, have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of June 30, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

NOTE 2 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has focused on developing and implementing its business plan. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2017, and there was no accrual for uncertain tax positions as of June 30, 2017. Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 4 – OPERATING LEASES

As of June 30, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 5 – SUBSEQUENT EVENT

On August 1, 2017, the Company entered into a consulting agreement whereby the consultant will prepare a report on the Company’s industry and market potential assessment. The consultant was issued 10,000 of the Company’s Ordinary Shares valued at $10.00 per share and is to receive $50,000 upon final acceptance of the report, which is expected by September 30, 2017.

On August 9, 2017, the Company received a $13,006 loan from a shareholder, The loan bears no interest and has no formal terms of repayment,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding PAY MY TIME LTD (the “Company” or “XTribe”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form S-1 registration statement and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

Overview

The Company was originally registered as a private limited company in Switzerland on December 19, 2014. The Company was organized to develop and market systems which run in conjunction with emails to monetize the ordinary exchange of e-mails. In this regard, the Company seeks to reshape the current email market by delivering a new suite of services providing added value to the user while supporting profitable email utilization, processing and management. The Company’s suite of services include:

● PayMyTime®—a system under which the user receives only emails of relevance, and gets paid received email based on the user’s time evaluation and relationship with the sender; the service enables the user to bill its contacts for the messages they wish to send to the user; the user defines the database and chooses whom to bill, when to bill and how much to bill.

● NoMailSpam®—a system which enables the user to cut the receipt of spam received by the user by 100%; all received emails are filtered by the Company’s engine which only permits emails which have been screened by the user’s established parameters.

● BillingMeter®—a system which tracks time spent on emails and other documents and delivers certified bills to email senders based on user-established algorithms, and

● PayWithMail®—a system which enables the user to send and receive payments via email by simply attaching the payment to an email and sending the email.

To date we have not generated any revenues. As we proceed through 2017, we expect to generate revenue streams through the use of our systems.

Plan of Operation

The core of the Company’s platform of services is PayMyTime®. Through PayMyTime®, the Company seeks to introduce an innovative means of addressing email consultation and use. By implementing the Company’s services and products, the goal is to lighten the users time commitment to reviewing and responding to emails, by delivering only those emails which are essential to the user’s work and monetizing emails to support the user’s business. Pursuant to the Company’s business model, the Company will collect a percentage fee from each received email. Users are not required to pay any subscription or license fee for the service. Once an email is received by the user, the Company retains a variable percentage of the sum payable to the user.

BillingMeter® is a Swiss-based service that analyzes and certifies the time spent by users on particular bodies of work. Its mission is to provide time certification for business users who work on time-based fees, and thereby enable and simplify work time tracking and reporting through reliable and certified analysis systems. BillingMeter® is provided to all users of PayMyTime® after payment of a monthly subscription fee of $10.00. The subscription includes the BillingMeter® software that delivers time-certified bills to customers. At this time, the Company has one pending patent related to the BillingMeter® services.

PayWithMail® gives users better ways to send and receive payments, helping them safely access and move their money, offering the possibility of making cash transactions via email. The objective of PayWithMail ® is to make payments as easy as sending an email. PayWithMail ®, will charge a minimal fee on every transaction.

The Company intends to utilize a viral-based diffusion of the services it offers. In this manner, through low charges and direct benefits to users, the Company believes that it will be able to distribute its product and service offerings to a vast number of users in a relatively short timeframe.

All of the Company’s products and services are fully-developed and ready for immediate roll-out, which the Company intends to begin commencing in the fourth calendar quarter of 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended June 30, 2017 and 2016. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the three months ended June 30, 2017 and 2016, we have not generated any sales. For the three months ended June 30, 2017 and 2016, we had a net loss of $44,476 and $362,281.

General and Administrative Expenses

General and administrative expenses decreased by $269,800 to $40,238 for the three months ended June 30, 2017 from $310,038 for the three months ended June 30, 2016. The decrease resulted primarily from decreases in professional fees and foreign exchange losses.

Sales and Marketing

Sales and marketing expenses increased $59 for the three months ended June 30, 2017, from $0 for the three months ended June 30, 2016. The Company increase is minimal considering that the Company needs additional funding in order to implement its marketing plan.

Research and Development

Research and development costs decreased $48,064 for the three months June 30, 2017, from $52,243 for the three months ended June 30, 2016. The Company started the development of its platform and incurred these expenses through August 31, 2016. By August 31, 2016, the Company had proven the technological feasibility of the platform and began capitalizing costs associated with its development, thus the decrease during the three months ended June 30, 2017.

Results of Operations

Comparison of the Six Months Ended June 30, 2017 and 2016

The following discussion analyzes our results of operations for the six months ended June 30, 2017 and 2016. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the six months ended June 30, 2017 and 2016, we have not generated any sales. For the six months ended June 30, 2017 and 2016, we had a net loss of $106,437 and $374,948.

General and Administrative Expenses

General and administrative expenses decreased by $211,604 to $99,356 for the six months ended June 30, 2017 from $310,960 for the six months ended June 30, 2016. The decrease resulted primarily from decreases in professional fees.

Sales and Marketing

Sales and marketing expenses increased $2,902 for the six months ended June 30, 2017, from $0 for the six months ended June 30, 2016. The Company began the implementation of its marketing strategy after the third quarter of 2016.

Research and Development

Research and development costs decreased $4,179 for the six months ended June 30, 2017, from $63,988 for the six months ended June 30, 2016. The Company started the development of its platform during the first quarter of 2016 and by August 31, 2016, the Company had proven the technological feasibility of the platform and began capitalizing costs associated with its development.

Liquidity and Capital Resources

As of August 14, 2017, we had cash on hand of approximately $14,112.

Net cash used in operating activities increased by $19,801 to $21,001 for the six months ended June 30, 2017 as compared to $1,200 for the six months ended June 30, 2016. The decrease resulted primarily from the increase in the net operating loss offset by increases in accounts payable.

Net cash used in investing activities was $1,074 for the six months ended June 30, 2017, compared to $66,846 for the six months ended June 30, 2016, a decrease of $65,772. The decrease was the result of the development of the software platform and applications for patents during the six months ended June 30, 2016, without a need for similar expenditures during the six months ended June 30,2017.

Net cash provided by financing activities decreased by $49,112 to $10,326 for the six months ended June 30, 2017 from $59,438 for the six months ended June 30, 2016. Cash provided by financing activities during the six months ended March 31, 2017, consisted of proceeds from a loan from a shareholder.

As we have not realized significant revenues since our inception, we have financed our operations through private offerings of equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months. We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan. If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover there can be no assurance we will generate revenues sufficient to fund our operations. In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover, due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans.

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2017 through August 11, 2017, which were not registered under the Securities Act:

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAY MY TIME LTD

August 17, 2017	By:	/s/ Thomas Brooks
Thomas Brooks, Chief Executive Officer

