Form 10-Q
period 2017-09-30
Pay My Time Ltd
filed 2017-11-20
CIK 1699759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2017

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

There were 3,010,000 shares outstanding of registrant’s Ordinary Shares as of November 15, 2017.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

PAY MY TIME LIMITED

Condensed Consolidated Balance Sheets

	September 30,2017	December 31,2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$403	$12,406
Prepaid expenses	1	531

TOTAL CURRENT ASSETS	404	12,937

SOFTWARE	28,844	27,453

OTHER ASSETS
Patents, net of accumulated amortization of $6,034 and $2,477	85,053	83,176

TOTAL ASSETS	$114,301	$123,566

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$360,642	$156,087
Loans payable - shareholder	20,215	-

TOTAL CURRENT LIABILITIES	380,857	156,087

SHAREHOLDERS' DEFICIT

Ordinary shares, $0.425 par value; unlimited shares authorized; 3,010,000 ordinary shares issued and outstanding at September 30, 2017 and 3,000,000 ordinary shares issued and outstanding at December 31, 2016	1,279,250	1,275,000

Additional paid in capital	(754,365)	(850,115)

Accumulated deficit	(783,387)	(463,572)

Cumulative other comprehensive income (loss)	(8,054)	6,166

SHAREHOLDERS' DEFICIT	(266,556)	(32,521)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$114,301	$123,566

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

SALES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	88,405	15,340	187,761	326,300
Sales and marketing	125,000	214	127,902	214
Research and development	(27)	8,618	4,152	72,606
Total operating expenses	213,379	24,172	319,815	399,120

NET LOSS	$(213,379)	$(24,172)	$(319,815)	$(399,120)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.01)	$(0.11)	$(0.24)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,006,667	3,000,000	3,002,222	1,672,000

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

NET LOSS	$(213,379)	$(24,172)	$(319,815)	$(399,120)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments, net of tax	(9,829)	599	(14,220)	12,044
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(9,829)	599	(14,220)	12,044

COMPREHENSIVE LOSS	$(223,208)	$(23,573)	$(334,035)	$(387,076)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Nine months Ended September 30, 2017

	Ordinary				Cumulative
	Shares		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance December 31, 2016 (Audited)	3,000,000	$1,275,000	$(850,115)	$(463,572)	$6,166	$(32,521)

Issuance of ordinary shares for services rendered	10,000	$4,250	$95,750			100,000
Net Loss	-	-	-	(319,815)	-	(319,815)
Cumulative translation adjustment	-	-	-	-	(14,220)	(14,220)

Balance September 30, 2017 (Unaudited)	3,010,000	$1,279,250	$(754,365)	$(783,387)	$(8,054)	$(266,556)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(319,815)	$(399,120)
Adjustments to reconcile net loss to cash used in operating activities
Amortization	3,348	1,494
Ordinary shares issued for services	100,000	-
(Increase) decrease in assets
Prepaid expenses	544	(1,753)
Increase in liabilities
Accounts payable and accrued expenses	186,617	363,546

Net cash used in operating activities	(29,306)	(35,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(1,074)	(67,946)

Net cash used in investing activities	(1,074)	(67,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - shareholder	19,388	13,870
Proceeds from sale of ordinary shares	-	107,341

Net cash provided by financing activities	19,388	121,211

EFFECT OF EXCHANGE RATE ON CASH	(1,011)	11,836

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,003)	29,268

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,406	23,797

CASH AND CASH EQUIVALENTS - END OF PERIOD	$403	$53,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periods for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of ordinary shares to settle loan payable	$-	$13,870

Issuance of ordinary shares to settle accounts payable	$-	$249,934

Subscription receivable	$-	$13,006

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2016 and 2015 included in the Company’s initial public offering in Registration Statement (amendment no.2) as filed on June 12, 2017. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2017 and its results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

Revenue Recognition

In accordance with FASB ASC 605, “Revenue Recognition,” the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of revenue is reasonably assured.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of SA is the Swiss Franc. The functional currency of the operations of PMT is the British Pound. Included in general and administrative expenses were foreign currency transaction gains (losses) of $2,256 and $2,379 for the three and nine months ended September 30, 2017 and $4,166 and $(20,086) for the three and nine months ended September 30, 2016.

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

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for each of the periods presented and because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and nine months ended September 30, 2017 were $(27) and $4,152 and for the three and nine months ended September 30, 2016 were $8,618 and $72,606.

Software development costs that were incurred during the three and nine months ended September 30, 2017 and 2016, have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of September 30, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

NOTE 3 – LOAN PAYABLE – SHAREHOLDER

On August 9, 2017, the Company received a $9,616 loan from a shareholder. The loan is unsecured, bears no interest and has no formal terms of repayment,

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2017, and there was no accrual for uncertain tax positions as of September 30, 2017. Tax years from 2014 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 – STOCKHOLDERS’ EQUITY

On August 1, 2017, the Company entered into a consulting agreement whereby the consultant will prepare a report on the Company’s industry and market potential assessment. The consultant was issued 10,000 of the Company’s Ordinary Shares valued at $10.00 per share based on the proposed maximum offering price indicated in Form S-1 as filed on March 3, 2017, and was to receive $50,000 upon final acceptance of the report. Of this amount $25,000 has been accrued as of September 30, 2017 based on the terms of the agreement and the remaining $25,000 will be paid or accrued on final acceptance of the final report.

NOTE 6 – OPERATING LEASES

As of September 30, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 7 – SUBSEQUENT EVENT

The final report from the consultants preparing the industry and market potential assessment was received in October 2017, and the remaining $25,000 became due and payable under the agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended September 30, 2017 and 2016. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the three months ended September 30, 2017 and 2016, we had a net loss of $213,379 and $24,172.

General and Administrative Expenses

General and administrative expenses increased by $73,065 to $88,405 for the three months ended September 30, 2017 from $15,340 for the three months ended September 30, 2016. The increase resulted primarily from increases in consulting and director fees offset by reductions in professional fees.

Sales and Marketing

Sales and marketing expenses increased $125,000 for the three months ended September 30, 2017, from $214 for the three months ended September 30, 2016. The increase resulted from the consulting marketing study.

Research and Development

Research and development costs decreased to $(27) for the three months September 30, 2017, from $8,618 for the three months ended September 30, 2016. The Company started the development of its platform and incurred these expenses through August 31, 2016. By August 31, 2016, the Company had proven the technological feasibility of the platform and began capitalizing costs associated with its development, thus the decrease during the three months ended September 30, 2017.

Results of Operations

Comparison of the Nine months Ended September 30, 2017 and 2016

The following discussion analyzes our results of operations for the nine months ended September 30, 2017 and 2016. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the nine months ended September 30, 2017 and 2016, we had a net loss of $319,815 and $399,120.

General and Administrative Expenses

General and administrative expenses decreased by $138,539 to $187,761 for the nine months ended September 30, 2017 from $326,300 for the nine months ended September 30, 2016. The decrease resulted primarily from decreases in professional fees.

Sales and Marketing

Sales and marketing expenses increased by $127,688 to $127,902 for the nine months ended September 30, 2017, from $214 for the nine months ended September 30, 2016. The increase resulted from the consulting marketing study.

Research and Development

Research and development costs decreased by $68,454 to $4,152 for the nine months ended September 30, 2017, from $72,606 for the nine months ended September 30, 2016. The Company started the development of its platform during the first quarter of 2016 and by August 31, 2016, the Company had proven the technological feasibility of the platform and began capitalizing costs associated with its development.

Liquidity and Capital Resources

As of November 15, 2017, we had cash on hand of approximately $750.

Net cash used in operating activities decreased by $6,527 to $29,306 for the nine months ended September 30, 2017 as compared to $35,833 for the nine months ended September 30, 2016. The decrease resulted primarily from net loss offset by ordinary shares issued for marketing services and increases in accounts payable.

Net cash used in investing activities was $1,074 for the nine months ended September 30, 2017, compared to $67,946 for the nine months ended September 30, 2016, a decrease of $66,872. The decrease was the result of the development of the software platform and applications for patents during the nine months ended September 30, 2016, without a need for similar expenditures during the nine months ended September 30,2017.

Net cash provided by financing activities decreased by $101,823 to $19,388 for the nine months ended September 30, 2017 from $121,211 for the nine months ended September 30, 2016. Cash provided by financing activities during the nine months ended September 30, 2017, consisted of proceeds from a loan from a shareholder, whereas for the nine months ended September 30, 2016, ordinary shares were issued, which did not occur during the nine months ended September 30, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2017 through November 15, 2017, which were not registered under the Securities Act:

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAY MY TIME LTD

November 20, 2017	By:	/s/ Thomas Brooks
Thomas Brooks, Chief Executive Officer

