Form 10-K
period 2017-12-31
Pay My Time Ltd
filed 2018-04-02
CIK 1699759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-216437

PAY MY TIME LTD

(Exact name of registrant as specified in charter)

England and Wales	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30, Percy Street, London W1T2DB

United Kingdom

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: +4402074671700

Securities registered pursuant to section 12(g) of the Act:

Ordinary Shares $0.036 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the Company’s common stock

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date: 3,010,000 shares of Ordinary Shares par value $0.425 as of March 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

From inception (December 19, 2014) with his fully owned Swiss subsidiary PMTP Sa, Pay My Time LTD (the “Company”) was organized to develop and market systems which run in conjunction with emails to monetize the ordinary exchange of e-mails. In this regard, the Company seeks to reshape the current email market by delivering a new suite of services providing added value to the user while supporting profitable email utilization, processing and management. The Company’s suite of services includes:

●	PayMyTime®—a system under which the user receives only emails of relevance, and gets paid received email based on the user’s time evaluation and relationship with the sender; the service enables the user to bill its contacts for the messages they wish to send to the user; the user defines the database and chooses whom to bill, when to bill and how much to bill.

●	NoMailSpam®—a system which enables the user to cut the receipt of spam received by the user by 100%; all received emails are filtered by the Company’s engine which only permits emails which have been screened by the user’s established parameters.

http://www.paymytime.com/pmt/investors-documentation/video-nomailspam/

●	BillingMeter®—a system which tracks time spent on emails and other documents and delivers certified bills to email senders based on user-established algorithms.

●	PayWithMail®—a system which enables the user to send and receive payments via email by simply attaching the payment to an email and sending the email.

Each of these products can be delivered as standalone services or as a seamlessly integrated system. At this time, the Company has four pending patents related to the PayMyTime® services:

●	14/937,234 A SYSTEM FOR MANAGING TRANSMISSION OF EMAILS FROM A SENDER TO A RECIPIENT

●	PCT/IB2016/056650 A SYSTEM FOR MANAGING TRANSMISSION OF EMAILS FROM A SENDER TO A RECIPIENT

●	15/132,725 A METHOD FOR GENERATING AN EVALUATION OF THE ACTIVITIES OF A USER ON A VIRTUAL DOCUMENT

●	15/158,612 A SYSTEM FOR MANAGING VIRTUAL TRANSMISSION OF MONEY FROM A SENDER TO A RECIPIENT

●	15/345,974 A SYSTEM AND A METHOD FOR LINITING THE WASTE OF TIE OF READING NON-USEFUL EMAILS

The core of the Company’s platform of services is PayMyTime®.

Through PayMyTime®, the Company seeks to introduce an innovative means of addressing email consultation and use. By implementing the Company’s services and products, the goal is to lighten the users time commitment to reviewing and responding to emails by delivering only those emails which are essential to the user’s work and monetizing emails to support the user’s business. Pursuant to the Company’s business model, the Company will collect a percentage fee from each paid and received email. Users are not required to pay any subscription or license fee for the service. Once an email is received by the user, the Company retains a variable percentage of the sum payable to the user. At this time, the Company has one pending patent related to the PayMyTime® services.

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

All of the Company’s products and services are fully-developed and ready for immediate roll-out, which the Company intends to begin commencing in the 2nd calendar quarter of 2018.

Initial Capital Formation

PMT Sa, a Swiss company (“PMT Sa”) was formed on December 19, 2014 with an equity capital of 20,000 Swiss Francs. (US$ 20,200). The equity capital was increased to 40,000 Swiss Francs (US$ 40,000) on December 28, 2015, and to 100,000 Swiss Franc (US$ 101,000) on June 2, 2016. On June 29, 2016, 2,520,000 PMT’s shares, having a value of 1,300,000 Swiss Francs (US$ 1,313,000) were issued to the shareholders of PMT Sa in exchange for 100% of the issued capital of PMT Sa. Also, on the same date, the Company sold 150,000 of its Ordinary Shares to a third party for a cash price of approximately US$65,000. In addition, the Company raised an additional US$ 313,000 in a private offering completed June 30, 2016 wherein it sold shares comprising a 16% interest in the Company based on a pre-money company valuation of US$1,956,250. Also, on June 29, 2016, the Company paid an outstanding invoice in the amount of US$250,000 to a third party through the issuance of 330,000 Company Ordinary Shares. The Registrant sold these Company shares under an exemption from registration provided by Section 4(2) of the Securities Act of 1933 (“Securities Act”) and to offshore holders, under an exemption from registration provided by Regulation S promulgated under the Securities Act. The issuance of the 330,000 Ordinary Shares in payment of the outstanding invoice was made under an exemption from registration provided by Regulation D promulgated under the Securities Act

During the year ended December 31, 2017, the Company issued an additional 10,000 Ordinary Shares for services rendered valued at US$100,000.

At this time, the Company has limited cash resources and is dependent on its founders to advance funds for operations. The Company is presently undertaking an offering, which (if fully committed) will provide us with cash to fund our operations for January 2020.

Following our becoming a reporting company, we are incurring public company reporting costs of approximately $100,000 per year or $25,000 per quarter. To fund the Company’s continuing operating expenses, the Company will clearly require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Employees

As of December 31, 2017, the Company had no full-time employees. The Company intends to increase staff as warranted by its operations and market conditions. Three employees have an employment agreement. No employee is covered by a collective bargaining agreement.

Website.

The Company operates a website at www.paymytime.com.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of the date of this Annual Report, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company’s common stock is not currently listed on any exchange or quotation service and, as a result, there is no market for such stock.

Holders

As of March 30, 2018, there were 3,010,000 ordinary shares and approximately eleven (11) shareholders of record.

Transfer Agent and Registrar

Our transfer agent is Equity Stock Transfer, 237 W. 37th St., Ste 602, New York, NY 10018.

Dividend Policy

We have never paid any cash dividends on our Ordinary Shares and do not anticipate paying any cash dividends on our Ordinary Shares in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

From inception through December 31, 2017, the Company has sold 3,010,000 shares of Ordinary Stock which were not registered under the Securities Act of 1933. 2,670,000 of these shares were sold outside of the United States pursuant to an exemption from registration in Regulation S promulgated under the Securities Act of 1933. An additional 340,000 shares were sold to two US-based holders pursuant to an exemption from registration in Regulation D promulgated under the Securities Act of 1933. The following table details such share sales:

Date	Security	Shares	Amount

January 2015	Ordinary Shares	504,000	$20,470
December 28, 2015	Ordinary Shares	504,000	$20,264
June 23, 2016	Ordinary Shares	1,512,000	$67,678
June 29, 2016	Ordinary Shares	150,000	$66,539
June 29, 2016	Ordinary Shares	330,000	$249,934
June 29, 2016	Ordinary Shares	10,000	$100,000
Total		3,010,000	$524,885

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Regulation S promulgated thereunder.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition as of December 31, 2017 and December 31, 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Forward Looking Statements

This Report contains, in addition to historical information, certain forward-looking statements regarding Pay My Time (the “Company” or “PMT”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form S-1 registration statement and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

Overview

From inception (December 19, 2014) with his fully owned Swiss subsidiary PMTP Sa, Pay My Time LTD (the “Company”) was organized to develop and market systems which run in conjunction with emails to monetize the ordinary exchange of e-mails. In this regard, the Company seeks to reshape the current email market by delivering a new suite of services providing added value to the user while supporting profitable email utilization, processing and management. The Company’s suite of services includes:

●	PayMyTime®—a system under which the user receives only emails of relevance, and gets paid received email based on the user’s time evaluation and relationship with the sender; the service enables the user to bill its contacts for the messages they wish to send to the user; the user defines the database and chooses whom to bill, when to bill and how much to bill.

●	NoMailSpam®—a system which enables the user to cut the receipt of spam received by the user by 100%; all received emails are filtered by the Company’s engine which only permits emails which have been screened by the user’s established parameters.

http://www.paymytime.com/pmt/investors-documentation/video-nomailspam/

●	BillingMeter®—a system which tracks time spent on emails and other documents and delivers certified bills to email senders based on user-established algorithms.

●	PayWithMail®—a system which enables the user to send and receive payments via email by simply attaching the payment to an email and sending the email.

Each of these products can be delivered as standalone services or as a seamlessly integrated system. At this time, the Company has four pending patents related to the PayMyTime® services:

●	14/937,234 A SYSTEM FOR MANAGING TRANSMISSION OF EMAILS FROM A SENDER TO A RECIPIENT

●	PCT/IB2016/056650 A SYSTEM FOR MANAGING TRANSMISSION OF EMAILS FROM A SENDER TO A RECIPIENT

●	15/132,725 A METHOD FOR GENERATING AN EVALUATION OF THE ACTIVITIES OF A USER ON A VIRTUAL DOCUMENT

●	15/158,612 A SYSTEM FOR MANAGING VIRTUAL TRANSMISSION OF MONEY FROM A SENDER TO A RECIPIENT

●	15/345,974 A SYSTEM AND A METHOD FOR LINITING THE WASTE OF TIE OF READING NON-USEFUL EMAILS

The core of the Company’s platform of services is PayMyTime®.

Through PayMyTime®, the Company seeks to introduce an innovative means of addressing email consultation and use. By implementing the Company’s services and products, the goal is to lighten the users time commitment to reviewing and responding to emails by delivering only those emails which are essential to the user’s work and monetizing emails to support the user’s business. Pursuant to the Company’s business model, the Company will collect a percentage fee from each paid and received email. Users are not required to pay any subscription or license fee for the service. Once an email is received by the user, the Company retains a variable percentage of the sum payable to the user. At this time, the Company has one pending patent related to the PayMyTime® services.

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

All of the Company’s products and services are fully-developed and ready for immediate roll-out, which the Company intends to begin commencing in the 2nd calendar quarter of 2018.

Initial Capital Formation

PMT Sa, a Swiss company was formed on December 19, 2014 with a equity capital of 20,000 Swiss Francs. (US$ 20,200). The equity capital was increased to 40,000 Swiss Francs (US$ 40,000) on December 28, 2015, and to 100,000 Swiss Franc (US$ 101,000) on June 2, 2016. On June 29, 2016, 100% of PMT’s Sa shares were sold for a a purchase price of 1,300,000 Swiss Franc (US$ 1,313,000) to Pay My Time LTD. Pay My Time LTD raised an additional US$ 313,000 in a private offering completed June 30, 2016 wherein it sold shares comprising a 16% interest in the Company based on a pre-money company valuation of US$1,956,250. The Registrant sold these Company shares under an exemption from registration provided by Section 4(2) of the Securities Act of 1933 (“Securities Act”) and to offshore holders, under an exemption from registration provided by Regulation S promulgated under the Securities Act.

During the year ended December 31, 2017, the Company issued an additional 10,000 Ordinary Shares for services rendered valued at US$100,000.

At this time, the Company has limited cash resources and is dependent on its founders to advance funds for operations. The Company is presently undertaking an offering, which (if fully committed) will provide us with cash to fund our operations for January 2020.

Following our becoming a reporting company, we are incurring public company reporting costs of approximately $100,000 per year or $25,000 per quarter. To fund the Company’s continuing operating expenses, the Company will clearly require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

The Year Ended December 31, 2017 Compared to the Year Ended to December 31, 2016

The following discussion analyzes our results of operations for the year ended December 31, 2017 and for the Year ended December 31, 2016. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the years ended December 31, 2017 and December 31, 2016, we have not generated any sales. For the year ended December 31, 2017 and for the year ended December 31, 2016, we had a net loss of $410,821 and $456,890, respectively. We expect that first sales will occur not later than June 30, 2018.

General and Administrative Expenses

General and administrative expenses decreased by $107,133 during the year ended December 31, 2017 to $256,683 from $363,816 during the year ended December 31, 2016. The decrease is primarily the result of decreases in consulting and professional fees. The Company expects that these expenses will increase as the Company builds its infrastructure.

Sales and Marketing

Sales and marketing expenses increased by $136,706 during the year ended December 31, 2017, from $13,294 for the year ended December 31, 2016. The sales and marketing expenses related to payments to outside vendors.

Research and Development

Research and Development expenses were $4,138 for the year ended December 31, 2017 as compared to $79,780 for the year ended December 31, 2016. The principal work on the development of the Company’s software platform took place in 2016.

Liquidity and Capital Resources

As of March 30, 2018, we had cash on hand of approximately $1,000.

Net cash used in operating activities decreased to $36,629 for the year ended December 31, 2017 as compared to $43,756 for the year ended December 31, 2016. The decrease primarily resulted from a decrease in net loss offset by the non-cash issuance of shares for services with a value of $100,000.

Net cash used in investing activities decreased from $103,413 in the year ended December 31, 2016 to $1,074 in the year ended December 31, 2017, which was due to a reduction of software development costs and reduction of purchases of patents.

Net cash provided by financing activities decreased to $25,793 for the year ended December 31, 2017 as compared to $134,217 for the year ended to December 31, 2016. The decrease resulted from a decrease in the sale of ordinary shares and partially offset by an increase in loans from a related party during the year ended December 31, 2017.

As we have not realized revenues since our inception, we have financed our operations through private offerings of equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover, there can be no assurance we will generate revenues sufficient to fund our operations. In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included elsewhere herein. There are no accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 begins on the following page.

PAY MY TIME LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of PAY MY TIME LIMITED

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAY MY TIME LIMITED (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s losses from development activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2016.

Blue Bell, Pennsylvania

April 2, 2018

PAY MY TIME LIMITED

Consolidated Balance Sheets

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$758	$12,406
Prepaid expenses	1	531

TOTAL CURRENT ASSETS	759	12,937

SOFTWARE	28,656	27,453

OTHER ASSETS
Patents, net of accumulated amortization of $7,116 and $2,477	83,378	83,176

TOTAL ASSETS	$112,793	$123,566

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$264,893	$108,620
Accounts payable and accrued expenses - related parties	183,642	47,467
Loan payable - shareholder	26,982	-

TOTAL CURRENT LIABILITIES	475,517	156,087

SHAREHOLDERS’ DEFICIT

Ordinary shares, $0.425 par value; unlimited shares authorized;
3,010,000 ordinary shares issued and outstanding at December 31, 2017 and 3,000,000 ordinary shares issued and outstanding at December 31, 2016	1,279,250	1,275,000

Additional paid in capital	(754,365)	(850,115)

Accumulated deficit	(874,393)	(463,572)

Cumulative other comprehensive income (loss)	(13,216)	6,166

SHAREHOLDERS’ DEFICIT	(362,724)	(32,521)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$112,793	$123,566

The accompanying notes are an integral part of these consolidated financial statements.

PAY MY TIME LIMITED

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2017	December 31, 2016

SALES	$-	$-

OPERATING EXPENSES
General and administrative	256,683	363,816
Sales and marketing	150,000	13,294
Research and development	4,138	79,780
Total operating expenses	410,821	456,890

NET LOSS	$(410,821)	$(456,890)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.14)	$(0.23)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	3,004,167	2,004,000

The accompanying notes are an integral part of these consolidated financial statements.

F-4

PAY MY TIME LIMITED

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31, 2017	December 31, 2016

NET LOSS	$(410,821)	$(456,890)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments, net of tax	(19,382)	6,530
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(19,382)	6,530

COMPREHENSIVE LOSS	$(430,203)	$(450,360)

The accompanying notes are an integral part of these consolidated financial statements.

PAY MY TIME LIMITED

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Ordinary
	Shares		Additional		Cumulative
	Number of		Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2015	1,008,000	428,400	(387,666)	(6,682)	(364)	33,688

Sale of ordinary shares	1,662,000	706,350	(572,133)	-	-	134,217
Share exchange	-	-	-	-	-	-
Settlement of accounts payable for ordinary shares	330,000	140,250	109,684	-	-	249,934
Net loss	-	-	-	(456,890)	-	(456,890)
Cumulative translation adjustment	-	-	-	-	6,530	6,530

Balance December 31, 2016	3,000,000	$1,275,000	$(850,115)	$(463,572)	$6,166	$(32,521)

Issuance of ordinary shares for services rendered	10,000	$4,250	$95,750			100,000
Net Loss	-	-	-	(410,821)	-	(410,821)
Cumulative translation adjustment	-	-	-	-	(19,382)	(19,382)

Balance December 31, 2017	3,010,000	$1,279,250	$(754,365)	$(874,393)	$(13,216)	$(362,724)

The accompanying notes are an integral part of these consolidated financial statements.

PAY MY TIME LIMITED

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(410,821)	$(456,890)
Adjustments to reconcile net loss to cash used in operating activities
Amortization	3,348	2,465
Ordinary shares issued for services	100,000	-
(Increase) decrease in assets
Prepaid expenses	542	(538)
Increase in liabilities
Accounts payable and accrued expenses	134,127	363,740
Accounts payable and accrued expenses - related party	136,175	47,467

Net cash used in operating activities	(36,629)	(43,756)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	-	(27,842)
Purchase of patents	(1,074)	(75,571)

Net cash used in investing activities	(1,074)	(103,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - shareholder	25,793	13,870
Proceeds from sale of ordinary shares	-	120,347

Net cash provided by financing activities	25,793	134,217

EFFECT OF EXCHANGE RATE ON CASH	262	1,561

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,648)	(11,391)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	12,406	23,797

CASH AND CASH EQUIVALENTS - END OF YEAR	$758	$12,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periods for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of ordinary shares to settle accounts payable	$-	$249,934

The accompanying notes are an integral part of these consolidated financial statements.

PAY MY TIME LIMITED

Notes to the Consolidated Financial Statements

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

Basis of Presentation

The accompanying consolidated financial statements of PMT and its wholly owned subsidiary SA have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of SA is the Swiss Franc. The functional currency of the operations of PMT is the British Pound. Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction gains (losses) of $15,719 and $(23,646) for the years ended December 31, 2017 and 2016.

The reporting currency of the Company is the United States (U.S.) dollar. The financial statements in functional currencies are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in the cumulative other comprehensive income (loss) as a component of shareholders’ equity.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and accrued expenses and loans payable. The carrying value of accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its loans payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Software Costs

The Company evaluates internally generated software costs in accordance with FASB ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed. Therefore, internally generated software costs are capitalized beginning with the period in which the Company had determined the technological feasibility of the platform, which was on or about August 31, 2016. All other costs associated with the software development prior to that date have been expensed. The software has not been placed in service as of December 31, 2017 and no amortization has been recorded.

Patents and Trademarks

Costs associated with the registration and any legal defense of the patents are capitalized and are amortized on a straight-line basis over the shorter of the estimated useful or legal lives of the patents, which is generally 20 years.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360 “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Revenue Recognition

In accordance with FASB ASC 605, “Revenue Recognition,” the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from email transactions, upon the receipt of the email by the customer for PayMyTime®; the action based subscription fee for BillingMeter®, when the user takes the action subscribed to; and the transaction fee for PayWithMail®, upon the withdrawal of the funds, which consummate the transaction fee.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2014 through 2015 remain subject to examination by major tax jurisdictions.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs were $4,138 and $79,780 for the years ended December 31, 2017 and 2016.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for each of the years presented and because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Recently Adopted Accounting Pronouncements

As of December 31, 2017 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Since the Company is a development stage company with no revenue, the adoption on January 1, 2018 of this amendment will have no effect on the financial statements. When the Company begins to recognize revenue, it will adhere to the guidance in the amendment.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not anticipate the adoption of this standard to have a material effect on the financial statements.

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

NOTE 3 – LOAN PAYABLE - SHAREHOLDER

During the year ended December 31, 2016, the Company received loans from a shareholder amounting to $26,982. The loans are interest-free and unsecured with no formal payment terms.

NOTE 4 – INCOME TAXES

The Company follows FASB ASC 740-10-10 whereby an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

The Company has operations in both Switzerland and Great Britain. At December 31, 2017, the Company has trading losses in Switzerland, which is similar to net operating losses in the United States, of approximately $91,000, as well as trading losses in Great Britain, which is similar to net operating losses in the United States, of approximately $612,000. The losses in Switzerland can be carried forward for seven years and the losses in Great Britain can be carried forward indefinitely, to offset future taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2017	2016
Current	$-	$-
Deferred	(62,000)	(87,000)
Change in valuation allowance	62,000	87,000

	$-	$-

The reconciliation of the statutory United Kingdom and U.S. federal rate to the Company’s effective income tax rate follows:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
Income tax benefit at Switzerland and
United Kingdom income tax rate	$(70,000)	(17)	$(87,000)	(19)
Tax rate change	$9,000	2	-	-
Other	$(1,000)	-	-	-
Change in valuation allowance	62,000	15	87,000	19

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2017 and 2016 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2017	2016

Deferred tax asset for trading losses carryforward	$(150,000)	$(88,000)
Valuation allowance	150,000	88,000

Net	$-	$-

The statutory rate in the United Kingdom was reduced from 20% to 19% during 2017, which resulted in the remeasurement of the United Kingdom’s portion of the Company’s deferred tax assests and valuation as of December 31, 2017, from 20% to the new 19% tax rate.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences becom deductible. Management considered projected future taxable income an tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Revenue Cods of the jurisdictions regarding changes in ownership of corporations. Such limitations may have an impact on the ultimate realization of its carryforwards and future tax deductions.

As of December 31, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 and 2016 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the year ended December 31, 2017, and there was no accrual for uncertain tax positions as of December 31, 2017. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

NOTE 5 – SHAREHOLDERS’ EQUITY

On June 23, 2016, the Company sold 1,512,000 shares of the Company’s ordinary shares and raised $67,678.

On June 29, 2016, PMT issued 2,520,000 ordinary shares to acquire all of the ordinary shares of SA.

On June 29, 2016, the Company sold 150,000 shares of the Company’s ordinary shares and raised $66,539.

On June 29, 2016, the Company converted accounts payable in the amount of $249,934 into 330,000 of the Company’s ordinary shares.

On August 1, 2017, the Company entered into a consulting agreement whereby the consultant will prepare a report on the Company’s industry and market potential assessment. The consultant was issued 10,000 of the Company’s Ordinary Shares at $10.00 per share, fair value.

NOTE 6 – OPERATING LEASES

As of December 31, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 7 – RELATED PARTY TRANSACTIONS

On June 29, 2016, the Company purchased patents for $49,754, from a company owned by the husband of a major shareholder and a director of PMT.

During the years ended December 31, 2017 and 2016, the Company incurred $86,406 and $17,122 for services provided by four and three directors. As of December 31, 2017 and 2016, the Company was obligated to pay five and four directors a total amount of $85,156 and $21,634, which has been included in accrued expenses.

During the years ended December 31, 2017 and 2016, the Company incurred $71,575 and $23,735 of consulting fees relative to the husband of a major shareholder. As of December 31, 2017 and 2016, the Company was obligated to the pay consultant $98,486 and $25,833.

NOTE 8 – SUBSEQUENT EVENTS

From January 1, 2018 through the date of this report, the Company received $52,868 as a loan from a company in which a 5% shareholder of PMT is also a major shareholder in the company. The loan is non-interest bearing and has no formal expiration date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2017. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the U.S. Securities and Exchange Commission for newly-public companies.

(c) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors.

Name	Age	Positions
Thomas Brooks	51	Chief Executive Officer and Chairman
Michele Collini	35	Chief Financial Officer
Alon Goldreich	49	Chief Operating Officer

Thomas Elliot Brooks, Chief Executive Officer

Chief Executive Officer of Pay My Time, Ltd since December 2016.

Jan 2013 - Dec 2016

Avanthera SA, CEO, Switzerland, a small pharmaceutical company in Southern Switzerland focused on complex chemistry and high potency generic active ingredients (APIs). Following the successful filing of two Drug Master files, Mr. Brooks stepped down as CEO.

Feb 2014 - Sept 2016

Newbiquity SA, CEO, Switzerland, a technology startup that enables augmented reality remote assistance in social, commercial and mission critical scenarios. Following a pilot project at a large national telecommunications company and the completion of the spin-out of the company with all of the technology, Mr. Brooks stepped down as CEO.

The Institute for Research in Biomedicine, Director of development and communication, Switzerland, a leading biomedical research institute specialized in immunology started in 2000. Public/Private partnership with 100 people, annual budget of 17M CHF funded by the Bill and Melinda Gates Foundation, the Wellcome Trust, The Horten Foundation, the European Union and the Swiss National Fund as well as private donors. Following the successful integration of the private institute into the Swiss public university system, Mr. Brooks stepped down as Director of Development.

July 2008 - Dec 2012

Biopolo, Managing director, Switzerland, a life sciences cluster promoting the biotechnology research and development in Southern Switzerland.

Michele Collini, Chief Financial Officer

Mr. Collini holds a degree in Business Administration at Bocconi University, Milan. Major in “strategic management of small and medium-sized company”

Mr. Collini has an involvement in each for the following entities and institutions:

CO.MI. Group Srl, Partner and Founder (January 2013 to present)

Corporate and fiscal consulting: preparation of financial statements and consolidated financial reporting.

Auditing and control of accounts: conduct of voluntary / mandatory procedures for the certification of company accounts; manage independently or upon request of the Board of Auditors.

Consulting related to management control: design and implementation of budgeting and reporting systems; preparation of operating and strategic business plans (IAS / IFRS and US GAAP).

Financial planning activities: structuring the sources of financing in the short / medium / long for consolidated companies or start-up phase; research and negotiation of finance (equity / debt) for recapitalization or development; cash management in stressed and distressed situations; trading plans for debt restructuring.

Business complexes assessment for acquisition / sale of equity investments; design and conversion of administrative and accounting processes; examination of the pro forma data and forecasts prepared in connection with the listing process that is extraordinary transactions.

CLEAR LEISURE Plc, Temporary Manager (February 2013 to June 2015).

Administrative consultancy for the preparation of the financial statements; preparing consolidated financial statements after carrying out consolidation activities; assistance regarding extraordinary transactions (concordat process) and corporate reorganization. Responsible for relations with the auditors.

Interim manager with operational positions in the Board of Directors: Head of Internal Audit Department, management control and financial planning of the direct investments.

COGEME S & T. SpA / T.T.L. Tecno Tempranova Lombarda Srl, Executive Controller (September 2009 to February 2013)

Consultancy administrative and reporting aimed at the preparation of the general / industrial accounting from the statutory financial statements in the consolidated; preparation of monthly reports of the foreign branches with variances analysis.

Audit and internal control: managing relationships with auditors and the Board of Auditors; setting and application of organizational models (Act 231); Member of the Audit Committee.

PKF Italy Srl, Senior Auditor (February 2005-July 2009)

Accounting Company and auditing Organization.

Audit and accounting control (mandatory and voluntary) for industrial and financial assets: carrying out all audit procedures necessary to obtain the auditing certification.

Alon Goldreich, Chief Operating Officer

Mr. Goldreich holds a BA Bachelor of Engineering Degree (Honours) from University, Birmingham, GB a Executive BA from University of London and a International Wealth management program degree from the Swiss Banking School, Vezia. He has been the Director of Goldreich Strategies (Strategic Business Development) Lugano, Switzerland since May 2014. He formerly served as Institutional Sales & Business-Development Manager of RCF SA, Lugano, Switzerland from January 2009 to May 2010 and Development & IR Manager, at ICM, Inc., Philadelphia from 2005 through 2007.

Related Transactions

On June 29, 2016, the Company purchased patents for $49,754, from a company owned by Alfredo Villa, the husband Christina Uccelli, the beneficial owner of Mount Street Gardens Holdings Ltd, a major shareholder of the Company.

During the year ended December 31, 2016, the Company incurred $58,140 for services provided by the Company’s three directors. These services included business development, business planning, technical consultancy supervision, financial activities, investor relations, organization and Company management. As of December 31, 2016, the Company was obligated to pay the Company’s three directors a total amount of $43,025, which has been included in accrued expenses. Included in this amount is $25,833, which is due to Alfredo Villa, the husband Christina Uccelli, the beneficial owner of Mount Street Gardens Holdings Ltd, a major shareholder of the Company.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. There are no family relationships between our officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Thomas Eliot Brooks is also Chief Executive Officer of Pay My Time Ltd. At this time, we do not see a conflict between Mr. Brooks’ responsibilities with the Company and his responsibilities with Pay My Time Ltd., although there is no guarantee that a conflict will not arise in the future. As these two companies commence operations and mature, it is expected that Mr. Brooks will devote approximately 50% of his time to each company. At this time, the most significant shareholder of both companies is the same entity and there are also several other shareholders which are investors in both companies. These investors believe that, given Mr. Brooks’ skills and experience, this is a beneficial arrangement for both companies and it is undertaken with the full knowledge and agreement of these shareholders.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. None of our directors received any compensation for their services.

Committees of the Board of Directors

At this time, our Board does not have any committees. The Board plans to designate an Audit Committee, Compensation Committee and Nominating and Governance Committee in the future.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us since inception of the directorship through December 31, 2017 During this period, we had no other executive officer serving as such whose annual compensation exceeded $100,000, and no other individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2017:

Name	Compensation 2017	Positions
Thomas Brooks	$6,000	Chief Executive Officer
Michele Collini	$0	Chief Financial Officer
Alon Goldreich	$6,000	Chief Operating Officer

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

None

OUTSTANDING EQUITY AWARDS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2017, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company’s Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of shares	Percentage Owned

Thomas Brook, CEO and Director	15,000	*
50 Percy Street
London W1T2DB, United Kingdom

Michele Collini, CFO, Chairman and Director	10,000	*
50 Percy Street
London W1T2DB, United Kingdom

Alon Goldreich, COO and Director	5,000	*
50 Percy Street
London W1T2DB, United Kingdom

All Officers and Directors as a Group	30,000	*
(3 persons)

Mount Street Gardens Holdings Ltd (3)	1,384,000	46.0%
20-22 Wenlock Road
N1 7GU London (UK)

Kerbstone Ltd (4)	756,000	25.1%
20-22 Wenlock Road
N1 7GU London (UK)

International Corporate Management LLC (USA) (5)	330,000	11.0%
2501 S. Warthon Street
Building J, Mailbox 6
19146 Philadelphia (USA)

Cristina Uccelli	330,000	11.0%
Via Giuseppe Maggi 14, Lugano, Switzerland

Nadia del Fante	150,000	5.0%
Via del Bosco 2/B, Viganello, Switzerland

Total	2,980,000	99.0%

●	Less than one percent (1%)

(1) This table is based upon 3,010,000 shares issued and outstanding as of December 31, 2017.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3) The beneficial owner of Mount Street Gardens Holdings Ltd is Christina Uccelli.

(4) The beneficial owner of Kerbstone Ltd is Maurizio Codoni.

(5) The beneficial owner of International Corporate Management LLC (USA) is Peter Pellulo.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On June 29, 2016, the Company purchased patents for $49,754, from a company owned by Alfredo Villa, the husband Christina Uccelli, the beneficial owner of Mount Street Gardens Holdings Ltd, a major shareholder of the Company.

During the year ended December 31, 2016, the Company incurred $58,140 for services provided by the Company’s three directors. These services included business development, business planning, technical consultancy supervision, financial activities, investor relations, organisation and Company management. As of December 31, 2016, the Company was obligated to pay the Company’s three directors a total amount of $43,025, which has been included in accrued expenses. Included in this amount is $25,833, which is due to Alfredo Villa, the husband Christina Uccelli, the beneficial owner of Mount Street Gardens Holdings Ltd, a major shareholder of the Company.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. There are no family relationships between our officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Thomas Eliot Brooks is also Chief Executive Officer of Pay My Time Ltd. At this time, we do not see a conflict between Mr. Brooks’ responsibilities with the Company and his responsibilities with Pay My Time Ltd., although there is no guarantee that a conflict will not arise in the future. As these two companies commence operations and mature, it is expected that Mr. Brooks will devote approximately 50% of his time to each company. At this time, the most significant shareholder of both companies is the same entity and there are also several other shareholders which are investors in both companies. These investors believe that, given Mr. Brooks’ skills and experience, this is a beneficial arrangement for both companies and it is undertaken with the full knowledge and agreement of these shareholders.

Director Independence

As of March 19, 2018, none of our three (3) directors are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and December 31, 2016, respectively, were approximately $52,000 and $25,000.

Tax Fees

No fees were billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2017 and December 31, 2016.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for the fiscal years ended December 31, 2017 and December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Morison Cogen LLP, Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2017 and 2016 (audited)

●	Statements of Operations for the years ended December 31, 2017 and December 31, 2016 (audited)

●	Statements of Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016 (audited)

●	Statement of Cash Flows for the years ended December 31, 2017 and December 31, 2016 (audited)

●	Notes to Financial Statements (audited)

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pay My Time Ltd
(Registrant)

By:	/s/ Thomas Brooks
Thomas Brooks
Chief Executive Officer and Director (Principal Executive Officer)

Date April 2, 2018

By:	/s/ Michele Collini
Michele Collini
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Thomas Brooks
Thomas Brooks
Chief Executive Officer and Director

Date: April 2, 2018

By:	/s/ Michele Collini
Michele Collini
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: April 2, 2018

By:	/s/ Alon Goldreich
Alon Goldreich
Chief Operating Officer and Director

Date: April 2, 2018

