Form 10-Q
period 2018-03-31
Pay My Time Ltd
filed 2018-05-15
CIK 1699759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2018

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

Ordinary Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 3,010,000 shares outstanding of registrant’s Ordinary Shares as of May 10, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

PAY MY TIME LIMITED

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$666	$758
Prepaid expenses	44	1

TOTAL CURRENT ASSETS	710	759

SOFTWARE	29,320	28,656

OTHER ASSETS
Patents, net of accumulated amortization of $8,428 and $7,116	84,161	83,378

TOTAL ASSETS	$114,191	$112,793

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$225,996	$264,893
Accounts payable and accrued expenses - related parties	233,004	183,642
Loan payable - related party	82,631	-
Loan payable - shareholder	28,063	26,982

TOTAL CURRENT LIABILITIES	569,694	475,517

SHAREHOLDERS’ DEFICIT

Ordinary shares, $0.425 par value; unlimited shares authorized; 3,010,000 ordinary shares issued and outstanding at March 31, 2018 and December 31, 2017	1,279,250	1,279,250

Additional paid in capital	(754,365)	(754,365)

Accumulated deficit	(950,969)	(874,393)

Cumulative other comprehensive loss	(29,419)	(13,216)

SHAREHOLDERS’ DEFICIT	(455,503)	(362,724)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$114,191	$112,793

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

SALES	$-	$-

OPERATING EXPENSES
General and administrative	68,981	59,118
Sales and marketing	-	2,843
Research and development	7,596	-
Total operating expenses	76,577	61,961

OTHER INCOME
Interest income	1	-
	1	-

NET LOSS	$(76,576)	$(61,961)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	3,010,000	3,000,000

See the accompanying notes to the condensed consolidated financial statements.

F-2

PAY MY TIME LIMITED

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

NET LOSS	$(76,576)	$(61,961)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(16,203)	(569)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(16,203)	(569)

COMPREHENSIVE LOSS	$(92,779)	$(62,530)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Three Months Ended March 31, 2018

	Ordinary Shares		Additional		Cumulative Other
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total

Balance December 31, 2017 (Audited)	3,010,000	$1,279,250	$(754,365)	$(874,393)	$(13,216)	$(362,724)

Net Loss	-	-	-	(76,576)	-	(76,576)
Cumulative translation adjustment	-	-	-	-	(16,203)	(16,203)

Balance March 31, 2018 (Unaudited)	3,010,000	$1,279,250	$(754,365)	$(950,969)	$(29,419)	$(455,503)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,576)	$(61,961)
Adjustments to reconcile net loss to cash used in operating activities
Amortization	1,135	1,093
Decrease in assets
Prepaid expenses	(43)	(42)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(48,258)	26,192
Accounts payable and accrued expenses - related party	42,660	21,670

Net cash used in operating activities	(81,082)	(13,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	-	(4,093)
Purchase of patents	-	(527)

Net cash used in investing activities	-	(4,620)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable - related party	81,040	-
Proceeds from loan payable - shareholder	-	6,305

Net cash provided by financing activities	81,040	6,305

EFFECT OF EXCHANGE RATE ON CASH	(50)	44

NET DECREASE IN CASH AND CASH EQUIVALENTS	(92)	(11,319)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	758	12,406

CASH AND CASH EQUIVALENTS - END OF YEAR	$666	$1,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periods for:
Interest	$-	$-

Income taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2017 and 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2018 and its results of operations and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of SA is the Swiss Franc. The functional currency of the operations of PMT is the British Pound. Included in general and administrative expenses were foreign currency transaction gains (losses) of $73 and $(205) for the three months ended March 31, 2018 and 2017.

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

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three months ended March 31, 2018 and 2017 were $7,596 and $0.

Software development costs that were incurred during the three months ended March 31, 2018 and 2017, have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of March 31, 2018 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOTE 3 – LOAN PAYABLE – RELATED PARTY

In the first quarter of 2018, the Company received or expenses were paid on behalf of the Company in the amount of £58,890 ($82,631) as a loan from a company in which a 5% shareholder of PMT is also a major shareholder in the company. The loan is non-interest bearing and has no formal expiration date.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2018, and there was no accrual for uncertain tax positions as of March 31, 2018. Tax years from 2015 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 – OPERATING LEASES

As of March 31, 2018, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, the Company incurred $24,082 and $12,830 for services provided by four directors. As of March 31, 2018 and December 31, 2017, the Company was obligated to pay four and five directors a total amount of $111,633 and $85,156, which has been included in accrued expenses.

During the three months ended March 31, 2018 and 2017, the Company incurred $18,578 and $16,126 of consulting fees relative to the husband of a major shareholder. As of March 31, 2018 and December 31, 2017, the Company was obligated to the pay consultant $121,371 and $98,486.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding PAY MY TIME LTD (the “Company” or “Pay My Time”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

To date we have not generated any revenues. As we proceed through 2018, we expect to generate revenue streams through the use of our systems.

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

All of the Company’s products and services are fully-developed and ready for immediate roll-out, which the Company intends to begin commencing in the second calendar quarter of 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended March 31, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the three months ended March 31, 2018 and 2017, we had a net loss of $76,577 and $61,961.

General and Administrative Expenses

General and administrative expenses increased by $9,863 to $68,981 for the three months ended March 31, 2018 from $59,118 for the three months ended March 31, 2017. The increase resulted primarily from increases in consulting and director fees offset by reductions in professional fees.

Sales and Marketing

Sales and marketing expenses decreased to $0 for the three months ended March 31, 2018, from $2,843 for the three months ended March 31, 2017. The decrease resulted from cost containment measures.

Research and Development

Research and development costs increased to $7,596 for the three months March 31, 2018, from $0 for the three months ended March 31, 2017. Necessary development features were required during the three months ended March 31, 2018.

Liquidity and Capital Resources

As of May 10, 2018, we had cash on hand of approximately $600.

Net cash used in operating activities increased by $68,034 to $81,082 for the three months ended March 31, 2018 as compared to $13,048 for the three months ended March 31, 2017. The increase resulted primarily from net loss and accounts payable offset by accounts payable to related parties.

Net cash used in investing activities was $0 for the three months ended March 31, 2018, compared to $4,620 for the three months ended March 31, 2017, a decrease of $4,620. The Company required no additional equipment and incurred no patent costs during the three months ended March 31, 2018.

Net cash provided by financing activities increased by $74,735 to $81,040 for the three months ended March 31, 2018 from $6,305 for the three months ended March 31, 2017. Cash provided by financing activities during the three months ended March 31, 2018, consisted of proceeds from a loan from a company in which a 5% shareholder of PMT is also a major shareholder in the company. During the three months ended March 31, 2017, the proceeds were from a loan from a shareholder.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2018 through May 10, 2018, which were not registered under the Securities Act:

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

PAY MY TIME LTD

May 15, 2018	By:	/s/ Thomas Brooks
Thomas Brooks, Chief Executive Officer

