Form 10-Q
period 2018-06-30
Pay My Time Ltd
filed 2018-08-09
CIK 1699759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2018

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

[  ] Yes [X] No

There were 3,010,000 shares outstanding of registrant’s Ordinary Shares as of August 9, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

PAY MY TIME LIMITED

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$433	$758
Prepaid expenses	43	1

TOTAL CURRENT ASSETS	476	759

SOFTWARE	28,165	28,656

OTHER ASSETS
Patents, net of accumulated amortization of 9,198 and $7,116	79,741	83,378

TOTAL ASSETS	$108,382	$112,793

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$255,396	$264,893
Accounts payable and accrued expenses - related parties	248,721	183,642
Loan payable - related party	77,450	-
Loan payable - shareholder	26,303	26,982

TOTAL CURRENT LIABILITIES	607,870	475,517

SHAREHOLDERS' DEFICIT

Ordinary shares, $0.425 par value; unlimited shares authorized; 3,010,000 ordinary shares issued and outstanding at June 30, 2018 and December 31, 2017	1,279,250	1,279,250

Additional paid in capital	(754,365)	(754,365)

Accumulated deficit	(1,022,299)	(874,393)

Cumulative other comprehensive loss	(2,074)	(13,216)

SHAREHOLDERS' DEFICIT	(499,488)	(362,724)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$108,382	$112,793

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

SALES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	71,575	40,238	140,556	99,356
Sales and marketing	-	59	-	2,902
Research and development	(243)	4,179	7,353	4,179
Total operating expenses	71,332	44,476	147,909	106,437

OTHER INCOME
Interest income	2	-	3	-
	2	-	3	-

NET LOSS	$(71,330)	$(44,476)	$(147,906)	$(106,437)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	3,010,000	3,000,000	3,010,000	3,000,000

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

NET LOSS	$(71,330)	$(44,476)	$(147,906)	$(106,437)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	15,533	(3,822)	11,142	(4,391)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	15,533	(3,822)	11,142	(4,391)

COMPREHENSIVE LOSS	$(55,797)	$(48,298)	$(136,764)	$(110,828)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Six Months Ended June 30, 2018

	Ordinary
	Shares				Cumulative
	Number of		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance December 31, 2017 (Audited)	3,010,000	$1,279,250	$(754,365)	$(874,393)	$(13,216)	$(362,724)

Net Loss	-	-	-	(147,906)	-	(147,906)
Cumulative translation adjustment	-	-	-	-	11,142	11,142

Balance June 30, 2018 (Unaudited)	3,010,000	$1,279,250	$(754,365)	$(1,022,299)	$(2,074)	$(499,488)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,906)	$(106,437)
Adjustments to reconcile net loss to cash used in operating activities
Amortization	2,224	2,250
(Increase) Decrease in assets
Prepaid expenses	(42)	504
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(35,973)	10,092
Accounts payable and accrued expenses - related party	102,857	72,589

Net cash used in operating activities	(78,840)	(21,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	(1,074)

Net cash used in investing activities	-	(1,074)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable - related party	78,450	-
Proceeds from loan payable - shareholder	-	10,326

Net cash provided by financing activities	78,450	10,326

EFFECT OF EXCHANGE RATE ON CASH	65	471

NET DECREASE IN CASH AND CASH EQUIVALENTS	(325)	(11,279)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	758	12,406

CASH AND CASH EQUIVALENTS - END OF PERIOD	$433	$1,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periods for:
Interest	$-	$-

Income taxes	$-	$-

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2017 and 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2018 and its results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of SA is the Swiss Franc. The functional currency of the operations of PMT is the British Pound. Included in general and administrative expenses were foreign currency transaction losses of $(146) and $(73) for the three and six months ended June 30, 2018 and $382 and $177 for the three and six months ended June 30, 2017.

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

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and six months ended June 30, 2018 were $(243) and $7,353 and for the three and six months ended June 30, 2017 were $4,179.

Software development costs that were incurred during the three and six months ended June 30, 2018 and 2017, have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of June 30, 2018 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOTE 3 – LOAN PAYABLE – RELATED PARTY

In the first quarter of 2018, the Company received or expenses were paid on behalf of the Company in the amount of £58,890 ($77,450) as a loan from a company in which a 5% shareholder of PMT is also a major shareholder in the company. The loan is non-interest bearing and has no formal expiration date.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2018, and there was no accrual for uncertain tax positions as of June 30, 2018. Tax years from 2015 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 – OPERATING LEASES

As of June 30, 2018, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2018, the Company incurred $18,348 and $41,296 for services provided by three directors and an officer. During the three and six months ended June 30, 2017, the Company incurred $16,524 and $32,851 for services provided by three directors and an officer. As of June 30, 2018 and December 31, 2017, the Company was obligated to pay three and five directors a total amount of $117,206 and $85,156, which has been included in accrued expenses.

During the three and six months ended June 30, 2018, the Company incurred $18,348 and $35,967 for services provided by an officer who is also the husband of a major shareholder. During the three and six months ended June 30, 2017, the Company incurred $17,160 and $36,010 for services provided by an officer who is also the husband of a major shareholder. As of June 30, 2018 and December 31, 2017, the Company was obligated to the pay consultant $131,515 and $98,486.

During the three and six months ended June 30, 2018, the Company incurred $5,437 and $10,657 for services provided by a director who resigned in June 2018. During the three and six months ended June 30, 2017, the Company incurred $5,084 and $10,108 for services provided by a by a director who resigned in June 2018.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended June 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the three months ended June 30, 2018 and 2017, we had a net loss of $71,330 and $44,476.

General and Administrative Expenses

General and administrative expenses increased by $31,337 to $71,575 for the three months ended June 30, 2018 from $40,238 for the three months ended June 30, 2017. The increase resulted primarily from increases in consulting and professional fees.

Sales and Marketing

Sales and marketing expenses decreased to $0 for the three months ended June 30, 2018, from $59 for the three months ended June 30, 2017. The decrease resulted from cost containment measures.

Research and Development

Research and development costs decreased to $(243) for the three months June 30, 2018, from $4,179 for the three months ended June 30, 2017. There were no research and development expenses during the three months ended June 30, 2018 and the negative amount for the same period is a result of the change in the currency exchange rate during the period.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the six months ended June 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the six months ended June 30, 2018 and 2017, we had a net loss of $147,906 and $106,437.

General and Administrative Expenses

General and administrative expenses increased by $41,200 to $140,556 for the six months ended June 30, 2018 from $99,356 for the six months ended June 30, 2017. The increase resulted primarily from increases in consulting, director fees and professional fees.

Sales and Marketing

Sales and marketing expenses decreased to $0 for the six months ended June 30, 2018, from $2,902 for the six months ended June 30, 2017. The decrease resulted from cost containment measures.

Research and Development

Research and development costs increased to $7,353 for the six months ended June 3, 2018, from $4,179 for the six months ended June 30, 2017. Necessary development enhancements were required during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of August 6, 2018, we had cash on hand of approximately $400.

Net cash used in operating activities increased by $57,838 to $78,840 for the six months ended June 30, 2018 as compared to $21,002 for the six months ended June 30, 2017. The increase resulted primarily from net loss and a decrease of accounts payable offset by an increase in accounts payable, to related parties.

Net cash used in investing activities was $0 for the six months ended June 30, 2018, compared to $1,074 for the six months ended June 30, 2017, a decrease of $1,074. The Company required no additional equipment and incurred no patent costs during the six months ended June 30, 2018.

Net cash provided by financing activities increased by $68,124 to $78,450 for the six months ended June 30, 2018 from $10,326 for the six months ended June 30, 2017. Cash provided by financing activities during the six months ended June 30, 2018, consisted of proceeds from a loan from a company in which a 5% shareholder of PMT is also a major shareholder in the company. During the six months ended June 30, 2017, the proceeds were from a loan from a shareholder.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements.

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

PAY MY TIME LTD

August 9, 2018	By:	/s/ Thomas Brooks
Thomas Brooks, Chief Executive Officer

