Form 10-Q
period 2018-09-30
Pay My Time Ltd
filed 2018-11-19
CIK 1699759

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2018

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

There were 3,010,000 shares outstanding of registrant’s Ordinary Shares as of November 13, 2018

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

PAY MY TIME LIMITED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$372	$758
Prepaid expenses	43	1

TOTAL CURRENT ASSETS	415	759

SOFTWARE	28,489	28,656

OTHER ASSETS
Patents, net of accumulated amortization of 10,419 and $7,116	79,543	83,378

TOTAL ASSETS	$108,447	$112,793

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$279,925	$264,893
Accounts payable and accrued expenses - related parties	260,557	183,642
Loan payable - related party	81,705	-
Loan payable - shareholder	26,048	26,982

TOTAL CURRENT LIABILITIES	648,235	475,517

SHAREHOLDERS’ DEFICIT

Ordinary shares, $0.425 par value; unlimited shares authorized; 3,010,000 ordinary shares issued and outstanding at September 30, 2018 and December 31, 2017	1,279,250	1,279,250

Additional paid in capital	(754,365)	(754,365)

Accumulated deficit	(1,067,480)	(874,393)

Cumulative other comprehensive income (loss)	2,807	(13,216)

SHAREHOLDERS’ DEFICIT	(539,788)	(362,724)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$108,447	$112,793

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
SALES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	45,217	88,405	185,773	187,761
Sales and marketing	-	125,000	-	127,902
Research and development	(35)	(27)	7,318	4,152
Total operating expenses	45,182	213,378	193,091	319,815

OTHER INCOME
Interest income	1	-	4	-
	1	-	4	-

NET LOSS	$(45,181)	$(213,378)	$(193,087)	$(319,815)

BASIC AND DILUTED NET LOSS PER
ORDINARY SHARE	$(0.02)	$(0.07)	$(0.06)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE
ORDINARY SHARES OUTSTANDING	3,010,000	3,006,667	3,010,000	3,002,222

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

NET LOSS	$(45,181)	$(213,379)	$(193,087)	$(319,815)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments, net of tax	4,881	(9,829)	16,023	(14,220)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	4,881	(9,829)	16,023	(14,220)

COMPREHENSIVE LOSS	$(40,300)	$(223,208)	$(177,064)	$(334,035)

See the accompanying notes to the condensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Nine months Ended September 30, 2018

	Ordinary
	Shares		Additional		Cumulative
	Number of		Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance December 31, 2017 (Audited)	3,010,000	$1,279,250	$(754,365)	$(874,393)	$(13,216)	$(362,724)

Net Loss	-	-	-	(193,087)	-	(193,087)
Cumulative translation adjustment	-	-	-	-	16,023	16,023

BalanceSeptember 30, 2018 (Unaudited)	3,010,000	$1,279,250	$(754,365)	$(1,067,480)	$2,807	$(539,788)

See the accompanying notes to theondensed consolidated financial statements.

PAY MY TIME LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(193,087)	$(319,815)
Adjustments to reconcile net loss to cash used in operating activities
Amortization	3,355	3,348
Ordinary shares issued for services	-	100,000
Decrease in assets
Prepaid expenses	(42)	544
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(38,772)	77,163
Accounts payable and accrued expenses - related party	145,089	109,454

Net cash used in operating activities	(83,457)	(29,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	(1,074)

Net cash used in investing activities	-	(1,074)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable - related party	83,171	-
Proceeds from loan payable - shareholder	-	19,388

Net cash provided by financing activities	83,171	19,388

EFFECT OF EXCHANGE RATE ON CASH	(100)	(1,011)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(386)	(12,003)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	758	12,406

CASH AND CASH EQUIVALENTS - END OF PERIOD	$372	$403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periods for:
Interest	$-	$-

Income taxes	$-	$-

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2017 and 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2018 and its results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of SA is the Swiss Franc. The functional currency of the operations of PMT is the British Pound. Included in general and administrative expenses were foreign currency transaction gains of $164 and $91 for the three and nine months ended September 30, 2018 and $2,256 and $2,379 for the three and nine months ended September 30, 2017.

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

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and nine months ended September 30, 2018 were $(35) and $7,318 and for the three and nine months ended September 30, 2017 were $(27) and $4,152.

Software development costs that were incurred during the three and nine months ended September 30, 2018 and 2017, have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of September 30, 2018 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

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

NOTE 3 – LOAN PAYABLE – RELATED PARTY

During the three and nine months ended September 30, 2018, the Company borrowed £3,844 ($5,000) and £62,734 ($81,705) from a company in which a 5% shareholder of PMT is also a major shareholder in the company. The loan is unsecured, non-interest bearing and has no formal expiration date.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the nine months ended September 30, 2018, and there was no accrual for uncertain tax positions as of September 30, 2018. Tax years from 2015 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 – OPERATING LEASES

As of September 30, 2018, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2018, the Company incurred $17,668 and $53,693 for services provided by two directors and an officer. During the three and nine months ended September 30, 2017, the Company incurred $23,071 and $43,591 for services provided by four directors and an officer. As of September 30, 2018 and December 31, 2017, the Company was obligated to pay these directors and officer a total amount of $112,735 and $85,156, which have been included in accounts payable and accrued expenses – related parties.

During the three and nine months ended September 30, 2018, the Company incurred $17,668 and $53,693 for services provided by an officer who is also the husband of a major shareholder. During the three and nine months ended September 30, 2017, the Company incurred $17,160 and $53,068 for services provided by this officer. As of September 30, 2018 and December 31, 2017, the Company was obligated to the pay consultant $147,822 and $98,486, which have been included in accounts payable and accrued expenses – related parties.

During the three and nine months ended September 30, 2018, the Company incurred $0 and $10,606 for services provided by a director who resigned in June 2018. During the three and nine months ended September 30, 2017, the Company incurred $5,273 and $15,162 for services provided by this director who resigned in June 2018.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended September 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the three months ended September 30, 2018 and 2017, we had a net loss of $45,181 and $213,378.

General and Administrative Expenses

General and administrative expenses decreased by $43,188 to $45,217 for the three months ended September 30, 2018 from $88,405 for the three months ended September 30, 2017. The decrease resulted from cost containment measures.

Sales and Marketing

Sales and marketing expenses decreased to $0 for the three months ended September 30, 2018, from $125,000 for the three months ended September 30, 2017. The decrease resulted from cost containment measures.

Research and Development

Research and development costs decreased to $(35) for the three months September 30, 2018, from $(27) for the three months ended September 30, 2017. There were no research and development expenses during the three months ended September 30, 2018 and the negative amount for the same period is a result of the change in the currency exchange rate during the period.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following discussion analyzes our results of operations for the nine months ended September 30, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the nine months ended September 30, 2018 and 2017, we had a net loss of $193,087 and $319,815.

General and Administrative Expenses

General and administrative expenses decreased by $1,988 for the nine months ended September 30, 2018 from $187,761 for the nine months ended September 30, 2017. The costs remained stable for the nine months.

Sales and Marketing

Sales and marketing expenses decreased to $0 for the nine months ended September 30, 2018, from $127,902 for the nine months ended September 30, 2017. The decrease resulted from cost containment measures.

Research and Development

Research and development costs increased by $3,166 to $7,318 for the nine months ended September 30, 2018, from $4,152 for the nine months ended September 30, 2017. Necessary development enhancements were required during the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of November 13, 2018, we had cash on hand of approximately $400.

Net cash used in operating activities increased by $54,151 to $83,457 for the nine months ended September 30, 2018 as compared to $29,306 for the nine months ended September 30, 2017. The decrease resulted primarily from the net loss and a decrease of accounts payable offset by an increase in accounts payable to related parties.

Net cash used in investing activities was $0 for the nine months ended Septmeber 30, 2018, compared to $1,074 for the nine months ended September 30, 2017, a decrease of $1,074. The Company required no additional equipment and incurred no patent costs during the nine months ended September 30, 2018.

Net cash provided by financing activities increased by $63,783 to $83,171 for the nine months ended September 30, 2018 from $19,388 for the nine months ended September 30, 2017. Cash provided by financing activities during the nine months ended September 30, 2018, consisted of proceeds from a loan from a company in which a 5% shareholder of PMT is also a major shareholder in the company. During the nine months ended September 30, 2017, the proceeds were from a loan from a shareholder.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to the Condensed Consolidtate Financial Statements included elsewhere herein.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2018 through November 13, 2018, which were not registered under the Securities Act:

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

PAY MY TIME LTD

November 19, 2018	By:	/s/ Thomas Brooks
Thomas Brooks, Chief Executive Officer

